Form 10KSB
period 1999-12-31
INCUBUS ACQUISITIONS INC
filed 2000-02-16
CIK 1102345

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 1999

                      Commission file number 000-28771

                         INCUBUS ACQUISITIONS, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                 88-0445840
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                       Identification No.)

1850 E. Flamingo Rd., #111
Las Vegas, NV                                          89119
(Address of principal executive offices)               (zip code)

                Issuer's Telephone Number:    (702) 866-5832

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,  1999,  was  10,000,000  shares,  held  by  approximately   12
stockholders.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

    Incubus Acquisitions, Inc.(formerly CyberTek Corporation) was incorporated in the State of Nevada on April 7, 1995. We were formed to develop and produce educational, and encyclopedia CD-ROM programs, as well as computer software, internet services and products. However, this proved to be cost prohibitive and we ceased such activities. We did not engage in any further commercial operations. We do not have active business operations, and at this time are considered a "Blank Check" company.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the
"Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders at such time.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000. Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     The Company does not have operations and does not maintain computer systems. Before the Company enters into any business combination, it may inquire as to the status of any target business's Year 2000 Problem, the steps such target business has taken or intends to take to correct any such problem and the probable impact on such target business of any computer disruption. However, there can be no assurance that the Company will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on the Company will likely be impossible to predict.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the stockholders of the Company have executed and delivered "lock-up" letter agreements, affirming that such shareholder will not sell or otherwise transfer its shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company. The stockholders have deposited such shareholder's respective stock certificate with the Company's management, who will not release the respective certificates except in connection with or following the completion of a merger or acquisition.

     There are currently twenty-three stockholders of the outstanding common stock of the Company. The Company has not issued any preferred stock.

     During the past three years, the Company has not sold any securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original stockholders, the Company has not commenced any operational activities.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

     The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The Company's stockholders have agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements included in this Form 10-KSB for the years ended December 31, 1999, 1998 and 1997 have been audited by Barry L. Friedman, PC., independent certified public accountant, as indicated in his report with respect thereto, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting.

Please see pages F-1 through F-8 attached as an exhibit A hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

   Name                  Age   Positions and Offices Held
   Andreas G. Commins    29    President, Secretary, Treasurer, Sole Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     Andreas G. Commins acts as our President, Secretary, Treasurer and Sole Director. Mr. Commins has served as our officer and director since January 4, 1999. Mr. Commins currently serves as a Director of Securities Law Institute, a securities consulting firm. From 1987-1998, Mr. Commins served on active duty in the United States Marine Corps and the United States Army. Mr. Commins graduated from the University of Tampa with a B.A. in International Relations in 1997.

CURRENT BLANK CHECK COMPANIES

     The SEC reporting blank check companies that Andreas Commins serves as President and Director are listed in the following table:

                                              Date
Incorporation Name      Form Type  File #    of Filing(2)   Status(l)
Tarrab Capital Group    10SB12G     000-28693  29 Dec 99     *Merged

(1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking a merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2) On the 60th day of the filing, each company becomes subject to the reporting requirements under the Securities Exchange Act of 1934, unless accelerated by the SEC, at the request of the company

* In February 10, 2000 Tarrab Capital Group merged with Worldwide Wireless Networks, Inc. ("WWWN") whereby WWWN was the surviving corporation and Tarrab Capital Group ceased too exist. WWWN is a holding company for various Internet related companies. Pursuant to the Plan of Merger, WWWN issued 5,000 shares of restricted Common Stock to Andreas G. Commins in exchange for the cancellation of Mr. Commins 5,000,000 shares of Tele Special.Com Common Stock. WWWN paid $300,000 in cash to Sperry Young & Stoecklein, of which Andreas G. Commins is an affiliate, for legal fees associated with the merger. Mr. Commins currently is a non-affiliated stockholder of WWWN. WWWN is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

CONFLICTS OF INTEREST

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director are engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

    Mr. Commins is a director of the Securities Law Institute, a securities consulting firm located in Las Vegas, NV. As such, demands may be placed on the time of Mr. Commins, which will detract from the amount of time he is able to devote to us. Mr. Commins intends to devote as much time to our activities as required. However, should such a conflict arise, there is no assurance that Mr. Commins would not attend to other matters prior to ours. Mr. Commins projects that initially up to ten hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted.

    A business combination with us may include such terms as Mr. Commins remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Mr. Commins is a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Commins for the purchase or retirement of all or part of his common stock by a target company or for services rendered incident to or following a business combination. Mr. Commins would directly benefit from such employment or payment. Such benefits may influence Mr. Commins' choice of a target company.

    We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that referral results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

    We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management or any affiliates or associates have a greater than 10% interest, direct or indirect.

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1999, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial         Percent of
Of Beneficial Owner                Ownership           Outstanding Stock
Andreas G. Commins                 2,060,000                 20.60%

A-Net, Inc.                        2,819,000                 28.10%

Tom Adamson                         990,000                   9.9%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

    We have issued a total of 2,060,000 shares of Common Stock to the following persons for a total of $2,060 in services.

Name              Number of Total Shares          Consideration
Andreas G. Commins       2,060,000                 $2060

     Andreas G. Commins is our President, Secretary, Treasurer, and sole Director. The total number of shares were issued to Mr. Commins in exchange for services rendered to us, in lieu of cash.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or stockholders or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the stockholders of the Company have executed and delivered a "lock-up" letter agreements, affirming that such stockholders shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a blank check company. The stockholders have placed the respective stock certificates with the Company which will not release the certificates until such time as a merger or acquisition has been successfully consummated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1* Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 5, 2000, and incorporated herein by reference.

     3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 5, 2000, and incorporated herein by reference.

     23.1 Consent of Accountants

     27.1 Financial Data Schedule

     _____
     *    Previously filed

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCUBUS ACQUISITIONS, INC.

                                   By:/s/ Andreas Commins
                                      Andreas G. Commins, President

                                   Dated:    February 16, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Andreas Commins
Andreas G. Commins       Director            February 16, 2000

                            FINANCIAL STATEMENTS.

    Set forth below are the audited financial statements for the Company for the period ended December 31, 1999. The following financial statements are attached to this report and filed as a part thereof.


                              TABLE OF CONTENTS


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

ASSETS                                                                   F-2

LIABILITIES AND STOCKHOLDERS' EQUITY                                     F-3

STATEMENT OF OPERATIONS                                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-5

STATEMENT OF CASH FLOWS                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7-F-8

                           BARRY L. FRIEDMAN, PC.
                         Certified Public Accountant


1582 TULITA DRIVE                                 OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                           FAX NO. (702) 896-0278

                        INDEPENDENT AUDITORS' REPORT

Board Of Directors                                     January 7, 2000
Incubus Acquisitions, Inc
Henderson, Nevada

     I have audited the accompanying Balance Sheets of Incubus Acquisitions, Inc., (Formerly CyberTek Corporation), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statements of operations, stockholders, equity and cash flows for period January 1, 1999, to December 31, 1999, and the two years ended December 31, 1998, and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Incubus Acquisitions, Inc., (formerly CyberTek Corporation), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the period January 1, 1999, to December 31, 1999, and for the two years ended December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry Friedman

Barry L. Friedman
Certified Public Accountant

                          INCUBUS ACQUISITION, INC.
                       (FORMERLY CYBERTEK CORPORATION


                                BALANCE SHEET


                                   ASSETS

                                   December       December      December
                                   31, 1999       31, 1998      31, 1997

                                  -----------    ----------    ----------
CURRENT ASSETS
  Cash                                       $0            $0            $0
                                 --------------  ------------  ------------
     TOTAL CURRENT ASSETS                    $0            $0            $0
                                  -------------  ------------  ------------
OTHER ASSETS                                 $0            $0            $0
                                  -------------  ------------  ------------
     TOTAL OTHER ASSETS                      $0            $0            $0
                                  -------------  ------------  ------------
     TOTAL ASSETS                            $0            $0            $0
                                       ========       =======       =======

  The accompanying notes are an integral part of these financial statements

                          INCUBUS ACQUISITION, INC.
                       (FORMERLY CYBERTEK CORPORATION


                                BALANCE SHEET


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December    December      December
                                       31, 1999    31, 1998      31, 1997

                                      ----------  ----------    ----------
CURRENT LIABILITIES
     Officers Advances (Note #6)             $550          $0             $0
                                     ------------ -----------  -------------
  TOTAL CURRENT LIABILITIES                  $550          $0             $0
                                     ------------ -----------  -------------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred Stock, $.001 par
value
     Authorized 10,000,000 shares
     Issue and outstanding at
     December 17, 1999- None                   $0

     Common stock, par value $.001
     Authorized 90,000,000 shares
     issued and outstanding at
     December 31, 1997- 7,940,000                                     $7,940
shs
     December 31, 1998- 7,940,000                      $7,940
shs
     December 16, 1999- 10,000,000        $10,000
shs

     Additional paid in Capital 0               0           0              0

     Deficit accumulated during
     the development stage               (10,550)     (7,940)        (7,940)
                                     ------------ -----------  -------------
  TOTAL STOCKHOLDERS' EQUITY            $(10,550)          $0             $0
                                     ------------ -----------  -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $0          $0             $0
                                         ========     =======       ========

  The accompanying notes are an integral part of these financial statements

                          INCUBUS ACQUISITION, INC.
                       (FORMERLY CYBERTEK CORPORATION

                           STATEMENT OF OPERATIONS

                          Jan. 1,        Year         Year     Apr. 7, 1995
                         1999, to       Ended        Ended      (inception)
                         Dec. 31,      Dec. 31,     Dec. 31,    to Dec. 31,
                           1999          1998         1997         1999
                        -----------  -----------  -----------   -----------
INCOME
     Revenue                     $0            $0           $0            $0
                        -----------  ------------ ------------ -------------
EXPENSES
     General and
     Administrative          $2,610            $0           $0       $10,550
                        -----------  ------------ ------------ -------------
   Total Expenses            $2,610            $0           $0       $10,550
                        -----------  ------------ ------------ -------------
Net Loss                   $(2,610)            $0           $0     $(10,550)
                           ========      ========    =========      ========
Net Profit
or Loss(-)
Per weighted
Share (Note #1)            $(.0003)        $.0000       $.0000      $(.0013)
                           ========      ========     ========      ========
Weighted average
Number of common
shares outstanding        9,809,280     7,940,000    7,940,000     8,321,105
                           ========      ========     ========      ========

  The accompanying notes are an integral part of these financial statements

                          INCUBUS ACQUISITION, INC.
                       (FORMERLY CYBERTEK CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                    Additional     Accumu-
                               Common Stock          paid-in       lated
                            Shares     Amount        capital      Deficit


                         -----------  ---------    ----------   -----------
Balance
December 31, 1996          7,940,000       $7,940           $0      $(7,940)

Net loss year ended
December 31, 1997                  0            0            0             0
                        ------------- ------------ ------------ -------------
Balance,
December 31, 1997          7,940,000       $7,940           $0      $(7,940)

Net loss year ended
December 31, 1998                  0            0            0             0
                        ------------ ------------ ------------ -------------
Balance,
December 31, 1998          7,940,000       $7,940           $0      $(7,940)

January 4, 1999
Stock issued
For services               2,060,000        2,060            0

Net loss,
January  1,1999, to
December 31, 1999                  0            0            0       (2,610)
                        ------------- ------------ ------------- --------------
Balance,
December 31, 1999         10,000,000      $10,000           $0     $(10,550)
                            ========    =========    =========    ==========

  The accompanying notes are an integral part of these financial statements

                          INCUBUS ACQUISITION, INC.
                       (FORMERLY CYBERTEK CORPORATION

                           STATEMENT OF CASH FLOWS

                                Jan. 1,      Year     Jul. 14, Apr. 7, 1995
                               1999, to     Ended     1997, to (inception)
                               Dec. 31,    Dec. 31,   Dec. 31, To Dec. 31,
                                 1999        1998       1997       1999
                                -------    --------  ---------  ----------
Cash Flows from
Operating Activities:
  Net Loss                      $(2,610)          $0        $0    $(10,550)
  Adjustment to
  reconcile net loss
  to net cash
  provided by operating
  Activities
  Stock issued
     for services                  2,060           0         0       10,000
  Changes in assets and
  Liabilities
     Increase in current
     Officers Advances               550           0         0          550
                              ----------  ---------- ---------- ------------
Net cash used in
operating activities                  $0          $0        $0           $0

Cash Flows from
investing activities                   0           0         0            0

Cash Flows from
Financing Activities:                  0           0         0            0
                               ---------  ---------- ---------  -----------
Net increase(decrease)
in cash                               $0          $0        $0           $0

Cash, beginning of
Period                                 0           0         0            0
                               ---------  ---------- ---------  -----------
Cash, end of period                   $0          $0        $0           $0
                                ========    ========  ========     ========

  The accompanying notes are an integral part of these financial statements

                          INCUBUS ACQUISITION, INC.
                       (FORMERLY CYBERTEK CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
         December 31, 1999, December 31, 1998, and December 31,1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized April 7, 1995, under the laws of the State of Nevada, as CyberTek Corporation. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On April 7, 1995, the company issued 7,940,000 shares of its $0.001 par value common stock for services of $ 7,940.00.

     On January 4, 1999, the Company issued 2,060,000 shares of it's $0.001 par value common stock for services of $2,060.

     On   October  18,  1999,  the  Company  changed  it's  name  to  Incubus
Acquisitions, Inc.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1. The Company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of common shares outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

                         INCUBUS ACQUISITIONS, INC.
                       (FORMERLY CYBERTEK CORPORATION)
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
         December 31, 1999, December 31, 1998, and December 31, 1997

NOTE 5 - RELATED PARTY TRANSACTION

     The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.